Form 10-Q
period 2021-06-30
Athlon Acquisition Corp.
filed 2021-08-04
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of July 29, 2021, there were
27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHLON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ATHLON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$774,824	$4,457
Prepaid expenses	454,982	—

Total Current Assets	1,229,806	4,457
Deferred offering costs	—	192,370
Investment held in Trust Account	276,028,464	—

TOTAL ASSETS	$277,258,270	$196,827

	`
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$494,241	$2,241
Accrued offering costs	—	111,827
Promissory note – related party	—	60,000

Total Current Liabilities	494,241	174,068
Warrant liability	16,203,200	—
Deferred underwriting fee payable	9,660,000	—

Total Liabilities	26,357,441	174,068

Commitments and Contingencies
Class A common stock subject to possible redemption 24,590,082 and no shares estimated at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	245,900,820	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,009,918 and no shares issued and outstanding (excluding 24,590,082 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	301	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	6,188,657	24,310
Accumulated deficit	(1,189,639)	(2,241)

Total Stockholders’ Equity	5,000,009	22,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,258,270	$196,827

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$(247,659)	$(817,432)

Loss from operations	(247,659)	(817,432)

Other income (loss):
Change in fair value of warrant liabilities	(4,615,200)	213,200
Transaction costs incurred in connection with warrant liability	—	(611,630)
Interest earned on marketable securities held in Trust Account	11,338	28,464

Other losses, net	(4,603,862)	(369,966)

Net loss	$(4,851,521)	$(1,187,398)

Weighted average shares outstanding, Class A redeemable common stock	27,600,000	27,600,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	6,900,000	6,830,387

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.70)	$(0.17)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,241)	$22,759
Sale of 27,600,000 Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	27,600,000	2,760	—	—	250,333,108	—	250,335,868
Cash paid in excess of fair value for Private Placement Units	—	—	—	—	1,729,600	—	1,729,600
Change in value of Class A common stock subject to redemption	(25,075,235)	(2,508)	—	—	(250,749,842)	—	(250,752,350)
Net income	—	—	—	—	—	3,664,123	3,664,123

Balance – March 31, 2021	2,524,765	$252	6,900,000	$690	$1,337,176	$3,661,882	$5,000,000
Change in value of Class A common stock subject to possible redemption	485,153	49	—	—	4,851,481	—	4,851,530
Net loss	—		—	—	—	(4,851,521)	(4,851,521)
Balance – June 30, 202 1	3,009,918	$301	6,900,000	$690	$6,188,657	$(1,189,639)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,187,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(213,200)
Transaction costs incurred in connection with warrant liability	611,630
Interest earned on marketable securities held in Trust Account	(28,464)
Changes in operating assets and liabilities:	—
Prepaid expenses and other current assets	(454,982)
Accrued expenses	492,000

Net cash used in operating activities	(780,414)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Offering, net	270,480,000
Proceeds from sale of Private Placements Warrants	7,520,000
Proceeds from promissory note—related party	20,000
Repayment of promissory note—related party	(80,000)
Payment of offering costs	(389,219)

Net cash provided by financing activities	$277,550,781

Net Change in Cash	770,367
Cash – Beginning of period	4,457

Cash – End of period	$774,824

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$246,471,930

Change in value of Class A common stock subject to possible redemption	$(571,110)

Deferred underwriting fee payable	$9,660,000

Initial value of warrant liability	$16,416,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Athlon Acquisition Corp. (the “Company”) a blank check company was incorporated in Delaware on October 6, 2020. The Company was formed for the purpose of effecting the merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
filed on March 16, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $15,038,132 were charged to stockholders’ equity and offering costs amounting to $611,630 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).
Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the change in the fair value of the warrant liabilities and the start-up
costs (discussed above) which are not currently deductible.

Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,320,000 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.
The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$11,338	$28,464
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(11,338)	(28,464)

Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	27,600,000	27,600,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net loss minus Redeemable Net Earnings
Net loss	$(4,851,521)	$(1,187,398)
Redeemable Net Earnings	—	—

Non-Redeemable Net Loss	(4,851,521)	(1,187,398)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,900,000	6,830,387
Basic and diluted loss per share, Class B non-redeemable common stock	$(0.70)	$(0.17)
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

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see note 9).
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 720,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement warrants do not meet the criteria to be classified as equity as they are not considered to be indexed to the Company’s common stock in the manner contemplated by ASC 815 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC 815. Therefore, the Private Placement Warrants will be treated as liability awards in accordance with ASC 815.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 11, 2021, to pay the Sponsor a total of $5,000 per month for office space, operational support and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $15,000 and $30,000, respectively, in fees for these services.

Promissory Note — Related Party
On October 9, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) June 30, 2021 (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $80,000 was repaid at the closing of the Initial Public Offering on January 14, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no
amounts outstanding under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES

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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,009,918 shares of Class A common stock issued and outstanding, excluding 24,590,082 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
basis.
NOTE 8. WARRANT LIABILITIES
At June
30
,
2021
, there were
13,800,000
Public Warrants and
7,520,000
Private Plac
emen
t Warrants outstanding to purchase an aggregate of
21,320,000
shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. At December
31
,
2020
there were
no
warrants outstanding. Public Warrants may only be exercised for a whole number of shares.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60 th
) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

At June 30, 2021, assets held in the Trust Account were comprised of $276,028,464 in money market funds which are invested primarily in U.S. Treasury Securities. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, there were no assets held in the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,028,464
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Liabilities		Level	Fair Value
June 30, 2021	Warrant Liability – Public Warrants	1	10,488,000
June 30, 2021	Warrant Liability – Private Placement Warrants	3	5,715,200
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Company utilized a binomial lattice model to value the warrants initially for the Public and Private Placement Warrants and subsequently for the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SWETW. For periods subsequent to the detachment of the warrants from the Units including June 30, 2021, the close price of the public warrant price was used as the fair value as of each relevant date.
The key inputs into the binomial lattice model for the Warrants were as follows:

		January 14, 2021 (Initial Measurement)			June 30, 2021
	Input	Public Warrants	Private Warrants		Private Warrants
Market price of public stock		$9.62		$9.62	$9.66
Risk-free rate		0.50%		0.50%	0.85%
Dividend Yield		0.00%		0.00%	0.00%
Volatility		15.1%		15.1%	14.7%
Exercise price		$11.50		$11.50	$11.50
Effective expiration date		5/07/26		5/07/26	5/29/26
One-touch hurdle		$18.09	$		$
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 14, 2021	5,790,400	10,626,000	16,416,400
Change in valuation inputs or other assumptions	(75,200)	(138,000)	(213,200)

Fair value as of June 30, 2021	$5,715,200	$10,488,000	$16,203,200

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 6, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of $4,851,521, which consists of changes in fair value of the warrant liability of $4,615,200 and operation costs of $247,659, offset by interest earned on marketable securities held in Trust Account of $11,338.
For the six months ended June 30, 2021, we had net loss of $1,187,398, which consists of transaction costs incurred in connection with warrant liability of $611,630 and operating costs of $817,432, offset by changes in fair value of the warrant liability of $213,200 and interest earned on marketable securities held in Trust Account of $28,464.

Liquidity and Capital Resources
On January 14, 2021, the Company consummated the Initial Public Offering of 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement with the Sponsor, generating gross proceeds of $7,520,000, which is described in Note 4.
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $276,000,000 was placed in the Trust Account. We incurred related costs of $15,649,762, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees and $469,762 of other offering costs relating to the Initial Public Offering.
For the six months ended June 30, 2021, cash used in operating activities was $780,414. Net loss of $1,187,398 was affected by the change in fair value of the warrant liability of $213,200, transaction costs associated with the IPO of $611,630, and interest earned on marketable securities held in Trust Account of $28,464. Net changes in operating assets and liabilities provided $37,018 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $276,028,464 (including approximately $5,212 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
As of June 30, 2021, we had cash and marketable securities held in the trust account of $276,028,464. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had $774,824 of cash held outside of the trust account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
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
Warrant Liability
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
Net Loss Per Common Share
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on
Form 10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 14, 2021, we consummated our initial public offering of 27,600,000 units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $276,000,000. Jeffries LLC acted as sole book-running manager. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(Nos.
333-251605
and
333-252032).
The Securities and Exchange Commission declared the registration statements effective on January 11, 2021.
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,520,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to AAC HoldCo, LLC, generating gross proceeds of $7,520,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated January 11, 2021, by and between the Company and Jefferies LLC.(1)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

10.1	Warrant Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.2	Investment Management Trust Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated January 11, 2021, by and among the Company, AAC Holdco, LLC and the other holders party thereto.(1)

10.4	Private Placement Warrants Purchase Agreement, dated January 11, 2021, by and among the Company, AAC Holdco, LLC and the other holders party thereto.(1)

10.5	Letter Agreement, dated January 11, 2021, by and among the Company, its officers, its directors and AAC Holdco, LLC.(1)

10.6	Administrative Services Agreement between the Company and Causeway Management, LLC.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 15, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Form S-1 filed on December 22, 2020 and incorporated by reference herein.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHLON ACQUISITION CORP.

Date: August 3, 2021	By:	/s/ Chris Hickey
	Name:	Chris Hickey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ David Poltack
	Name:	David Poltack
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)