Form 10-Q
period 2021-09-30
Athlon Acquisition Corp.
filed 2021-11-02
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-39870

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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12
b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of
November 2, 2021, there

were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHLON ACQUISITION CORP.
FORM10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ATHLON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$721,924	$4,457
Prepaid expenses	361,878	—

Total Current Assets	1,083,802	4,457
Deferred offering costs	—	192,370
Investment s held in Trust Account	276,033,421	—

TOTAL ASSETS	$277,117,223	$196,827

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$553,483	$2,241
Accrued offering costs	—	111,827
Promissory note – related party	—	60,000
Total Current Liabilities	553,483	174,068
Warrant liability	14,924,000	—
Deferred underwriting fee payable	9,660,000	—

Total Liabilities	25,137,483	174,068

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 and no shares estimated at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(24,020,950)	(2,241)

Total Stockholders’ (Deficit) Equity	(24,020,260)	22,759

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$277,117,223	$196,827

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operational costs	$205,246	$1,022,678

Loss from operations	(205,246)	(1,022,678)

Other income:
Change in fair value of warrant liabilities	1,279,200	1,492,400
Transaction costs incurred in connection with warrant liability	—	(611,630)
Interest earned on investments held in Trust Account	4,957	33,421

Total other income, net	1,284,157	914,191

Net income (loss)	$1,078,911	$(108,487)

Weighted average shares outstanding, Class A redeemable common stock	27,600,000	26,184,615

Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.03	$(0.00)

Weighted average shares outstanding, Class B non-redeemable common stock	6,900,000	6,853,846

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.03	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,241)	$22,759
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,729,600	—	1,729,600
Accretion for Class A common stock subject to redemption amount	—	—	—	—	(1,753,910)	(23,910,222)	(25,664,132)
Net income	—	—	—	—	—	3,664,123	3,664,123

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(20,248,340)	$(20,247,650)
Net loss	—	—	—	—	—	(4,851,521)	(4,851,521)

Balance – June 30, 2021	—	$—	6,900,000	$690	$—	$(25,099,861)	$(25,099,171)
Net income						1,078,911	1,078,911

Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(24,020,950)	$(24,020,260)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(108,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,492,400)
Transaction costs incurred in connection with warrant liability	611,630
Interest earned on investments held in Trust Account	(33,421)
Changes in operating assets and liabilities:
Prepaid expenses	(361,878)
Accrued expenses	551,242

Net cash used in operating activities	(833,314)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Public Offering, net of underwriting discounts paid	276,000,000
Underwriting discounts paid	(5,520,000)
Proceeds from sale of Private Placements Warrants	7,520,000
Proceeds from promissory note—related party	20,000
Repayment of promissory note—related party	(80,000)
Payment of offering costs	(389,219)

Net cash provided by financing activities	$277,550,781

Net Change in Cash	717,467
Cash – Beginning of period	4,457
Cash – End of period	$721,924

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to AAC HoldCo, LLC (the “Sponsor”), generating gross proceeds of $7,520,000, which is described in Note 5.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $721,924 in its operating bank accounts and working capital of $530,319. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.
Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of

$
10.00
per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than

$
5,000,001
.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will recast to be consistent with the current presentation
.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 14, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$246,471,930	$29,528,071	$276,000,001
Class A common stock	$295	$(295)	$—
Additional paid-in capital	$5,617,553	$(5,617,553)	$—
Accumulated deficit	$(618,536)	$(23,910,223)	$(24,528,759)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(29,528,071)	$(24,528,759)
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shares pro
rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and loses of the Company.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

as filed with the SEC on January 14, 2021, the Company’s current report filed on

Form 10-K

filed on March 16, 2021 and the Company’s Form

10-Q

for the quarter ended March 31, 2021 filed with the SEC on May 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(10,626,000)
Class A common stock issuance costs	(15,038,132)
Plus:
Accretion of carrying value to redemption value	$25,664,132

Class A common stock subject to possible redemption	$276,000,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations.
Offering costs associated with the Class A common stock issued the amount of

$15,038,132
were charged against the carrying value of the
Class

A common stock subject to
possible
redemption
upon the completion of the Initial Public Offering
. Offering costs amounting to
$611,630
were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three months and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the change in the fair value of the warrant liabilities and the start-up
costs (discussed above) which are not currently deductible.

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,320,000 Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income (loss), as adjusted	$863,129	$215,782	$(85,981)	$(22,506)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	26,184,615	6,853,846

Basic and diluted net income (loss) per common stock	$0.03	$0.03	$(0.00)	$(0.00)
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

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see note 11).
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
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of
3,600,000
Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 720,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement warrants do not meet the criteria to be classified as equity as they are not considered to be indexed to the Company’s common stock in the manner contemplated by ASC 815 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. In addition, the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC 815. Therefore, the Private Placement Warrants will be treated as liability awards in accordance with ASC 815.
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On
 October 13, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In October 2020, the Sponsor transferred an aggregate of 475,000 Founder Shares to the Company’s Chief Executive Officer and independent directors for an aggregate purchase price of $2,065 or approximately $0.004 per share. On January 11, 2021, the Company effected a 1.2:1 stock split of the Class B common stock, resulting in the Sponsor holding an aggregate of 6,330,000 Founder Shares and there being an aggregate of 6,900,000
Founder Shares outstanding. All share and per share amounts have been retroactively restated for the stock split. As a result of the underwriters’ election to fully exercise their over-allotment option a total o
f 900,000 Founder Shares are no longer subject to forfeiture.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 11, 2021, to pay the Sponsor a total of $5,000 per month for office space, operational support and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $15,000 and $45,000, respectively, in fees for these services.

Promissory Note — Related Party
On October 9, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) June 30, 2021 (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $80,000 was repaid at the closing of the Initial Public Offering on
January 14, 2021 and is no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stock
holders except as otherwise required by law. The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable or exchangeable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.

NOTE 9. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
NOTE 10. WARRANT LIABILITIES
At September 30, 2021, there were 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding to purchase an aggregate of 21,320,000 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. At December 31, 2020, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock; and

•
if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per public share for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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
NOTE 11. FAIR VALUE MEASUREMENTS
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

At September 30, 2021, assets held in the Trust Account were comprised of $276,033,421 in money market funds which are invested primarily in U.S. Treasury Securities. During the nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, there were no assets held in the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,033,421
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Liabilities		Level	Fair Value
September 30, 2021	Warrant Liability – Public Warrants	1	9,660,000
September 30, 2021	Warrant Liability – Private Placement Warrants	2	5,264,000
At December 31, 2020, there were no assets or liabilities measured at fair value on a recurring basis.
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Company utilized a binomial lattice model to value the warrants initially for the Public and Private Placement Warrants and subsequently for the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SWETW. For periods subsequent to the detachment of the warrants from the Units including September 30, 2021, the close price of the public warrant price was used as the fair value as of each relevant date. In addition, as of September 30, 2021, Private Placement Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the public warrants.

The following table presents the changes in th
e
 fair value of the level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 14, 2021	5,790,400	10,626,000	16,416,400
Change in fair value	(1,654,400)	(3,174,000)	(4,828,400)
Transfer to level 1	—	(7,452,000)	(7,452,000)

Fair value as of March 31, 2021	$4,136,000	$—	$4,136,000
Change in fair value	1,579,200	—	1,579,200

Fair value as of June 30, 2021	$5,715,200	$—	$5,715,200
Change in fair value	(451,200)	—	(451,200)
Transfer to level 2	(5,264,000)	—	(5,264,000)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public and Private Placement Warrants were transferred from a Level 3 measurement to a Level 1 and Level 2 fair value measurements, respectively, during the nine months ended September 30, 2021.
NOTE 12. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 6, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $1,078,911, which consists of the change in fair value of warrant liability of $1,279,200 and interest earned on marketable securities held in Trust Account of $4,957, offset by formation and operational costs of $205,246.
For the nine months ended September 30, 2021, we had net loss of $108,487, which consists of formation and operational costs of $1,022,678 and transaction costs incurred in connection with warrant liability of $611,630, offset by the change in fair value of the warrant liability of $1,492,400 and interest earned on marketable securities held in Trust Account of $33,421.

Liquidity and Capital Resources
On January 14, 2021, the Company consummated the Initial Public Offering of 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement with the Sponsor, generating gross proceeds of $7,520,000, which is described in Note 5.
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $276,000,000 was placed in the Trust Account. We incurred related costs of $15,649,762, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees and $469,762 of other offering costs relating to the Initial Public Offering.
For the nine months ended September 30, 2021, cash used in operating activities was $833,314. Net loss of $108,487 was affected by the change in fair value of the warrant liability of $1,492,400, transaction costs associated with the IPO of $611,630, and interest earned on marketable securities held in Trust Account of $33,421. Net changes in operating assets and liabilities provided $189,364 of cash for operating activities.
As of September 30, 2021, we had investments held in the Trust Account of $276,033,421 (including approximately $33,421 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
As of September 30, 2021, we had cash and investments held in the trust account of $276,033,421. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had $721,924 of cash held outside of the trust account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Warrant Liability
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Net Loss Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
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
(Nos.333-251605
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

ATHLON ACQUISITION CORP.

Date: November 2, 2021	By:	/s/ Chris Hickey
	Name:	Chris Hickey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ David Poltack
	Name:	David Poltack
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)