Form 10-Q/A
period 2021-09-30
Athlon Acquisition Corp.
filed 2021-12-16
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
December
16
,
2021, there

were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
Athlon Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form
10-Q/A
(“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 2, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.
Restatement Background
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company classified its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A common stock. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between its two classes of common stock. This presentation contemplates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.
As a result, on November 22, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity did not have any effect on the Company’s previously reported investments held in trust or cash.
The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.
Internal Control and Disclosure Controls Considerations
In connection with the restatement, the Company’s management has re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to material weaknesses in internal control over financial reporting related to the accounting for complex financial instruments described above.
Items Amended In This Amendment
For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1. Condensed Financial Statements.

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I – Item 4. Controls and Procedures.

•	Part II – Item 1A. Risk Factors.

•	Part II – Item 6. Exhibits.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.
This Amendment does not reflect adjustments for events occurring after November 2, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on
Form 8-K
filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

ATHLON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,241)	$22,759
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,729,600	—	1,729,600
Accretion for Class A common stock subject to redemption amount	—	—	—	—	(1,753,910)	(23,910,222)	(25,664,132)
Net income	—	—	—	—	—	3,664,123	3,664,123

Balance – March 31, 2021 (restated)	—	$—	6,900,000	$690	$—	$(20,248,340)	$(20,247,650)
Net loss	—	—	—	—	—	(4,851,521)	(4,851,521)

Balance – June 30, 2021 (restated)	—	$—	6,900,000	$690	$—	$(25,099,861)	$(25,099,171)
Net income						1,078,911	1,078,911

Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(24,020,950)	$(24,020,260)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly classified its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of

$
10.00
per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than

$
5,000,001
.

Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on January 21, 2021 (the “Post-IPO Balance Sheet”), Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$250,752,350	$25,247,650	$276,000,000
Class A common stock	$252	$(252)	$—
Additional paid-in capital	$1,337,176	$(1,337,176)	$—
Retained earnings	$3,661,882	$(23,910,222)	$(20,248,340)
Total Stockholders’ Equity (Deficit)	$5,000,000	$(25,247,650)	$(20,247,650)
Number of Class A shares subject to possible redemption	25,075,235	2,524,765	27,600,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$245,900,820	$30,099,180	$276,000,000
Class A common stock	$301	$(301)	$—
Additional paid-in capital	$6,188,657	$(6,188,657)	$—
Retained earnings	$(1,189,639)	$(23,910,222)	$(25,099,861)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(30,099,180)	$(25,099,171)
Number of Class A shares subject to possible redemption	24,590,082	3,009,918	27,600,000

S tatement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	27,553,247	(3,990,708)	23,568,539
Basic and diluted net income per share, Class A common stock	$—	$0.12	$0.12
Basic and diluted weighted average shares outstanding, Class B common stock	6,700,000	8,539	6,768,539
Basic and diluted net income per share, Class B common stock	$0.54	$(0.42)	$0.12

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	—	27,600,000
Basic and diluted net income per share, Class A common stock	$—	$(0.14)	$(0.14)
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	—	6,900,000
Basic and diluted net income per share, Class B common stock	$(0.70)	$0.56	$(0.14)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	(1,993,333)	25,606,667
Basic and diluted net income per share, Class A common stock	$—	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock	6,830,387	4.613	6,835,000
Basic and diluted net income per share, Class B common stock	$(0.17)	$0.13	$(0.04)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financial activities :
Initial classification of Class A common stock subject to possible redemption	$246,471,930	$(246,471,930)	$—
Change in value of Class A common stock subject to possible redemption	$4,280,420	$(4,280,420)	$—

Statement of Cash Flows for the Three Months Ended June 30, 2021 (Unaudited)
Non-Cash investing and financial activities :
Initial classification of Class A common stock subject to possible redemption	$246,471,930	$(246,471,930)	$—
Change in value of Class A common stock subject to possible redemption	$(571,110)	$571,110	$—
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
NOTE 12. SUBSEQUENT EVENTS
T
he Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than the restatement discussed in Note 2.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 14, 2021, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequently in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ATHLON ACQUISITION CORP.

Date: December 16 , 2021	By:	/s/ Chris Hickey
	Name:	Chris Hickey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ David Poltack
	Name:	David Poltack
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)