Form 10-K
period 2021-12-31
Athlon Acquisition Corp.
filed 2022-03-04
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
☐
    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-39870

ATHLON ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3331021
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
c/o Causeway Media Partners 44 Brattle Street
Cambridge, MA (Address of principal executive offices)	02138 (zip code)
(617) 855-6333
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	SWETU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	SWET	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SWETW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No
☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No
☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No
☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☑
    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, computed by reference to the closing price for such stock on the Nasdaq Stock Market on such date, was $269,376,000.
As of
March 1,
2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated January 13, 2021, as filed with the Securities and Exchange Commission on January 13, 2021, pursuant to Rule 424(b)(4) (SEC File Nos. 333-251605, 333-252034) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

Auditor Firm Id: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York

ATHLON ACQUISITION CORP.
FORM 10-K TABLE OF

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
In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Athlon Acquisition Corp.
We are a blank check company incorporated as a Delaware corporation on October 6, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).
While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on businesses in the health, wellness, sport and fitness sectors and the products, devices, applications, and technology driving growth within these verticals. More specific examples in these sectors include, but are not limited to, nutrition, digital fitness programming, connected equipment, activewear, meditation and mental wellness, experiential sport, fitness and wellness, recovery, and sleep. Our management team and Board of Directors have extensive knowledge and relationships within these markets, and we intend to capitalize on our ability to identify and acquire businesses that stand to benefit from our unique operational and strategic expertise.
In October 2020, we issued an aggregate of 5,750,000 shares of our Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share, to AAC Holdco, LLC, a Delaware limited liability company (the “Sponsor”). In October 2020, our Sponsor transferred an aggregate of 475,000 Founder Shares to certain of our directors. On January 11, 2021, we effected a 1.2:1 stock split, resulting in our Sponsor holding an aggregate of 6,330,000 Founder Shares and there being an aggregate of 6,900,000
Founder Shares outstanding.
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
Subsequent to our completion of our Initial Business Combination, we may be required to take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
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
Our efforts to identify a prospective Initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an Initial Business Combination opportunity in any industry, sector or geographic region, we expect to focus our efforts on the health, wellness, sport and fitness sectors and intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.
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
Although we expect to focus our search for a target business in the health, wellness, sport and fitness sectors and the products, devices, applications, and technology driving growth within these verticals, we will consider a business combination in industries, sectors or geographic regions outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders, respectively, following our Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there was 352,400,000 and 13,100,000 (authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our Initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of December 31, 2021 and immediately after the Initial Public Offering, there were no shares of preferred stock issued and outstanding.
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
Although we have no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
The SEC Warrant Accounting Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Warrant Accounting Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Warrant Accounting Statement, we reevaluated the accounting treatment of our public warrants and placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.
As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the lack of ability to account for complex financial instruments. This material weakness resulted in the restatement of our previously filed balance sheet as of January 14, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on January 21, 2021. See Note 2 of the notes to the financial statements included in this Annual Report. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
In order to remediate the material weakness, we plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting and to improve processes and controls over the internal communications within our company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.
If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.
As a result of the material weakness described in this Annual Report, certain restatements of our prior financials, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
As of December 31, 2021, our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination.
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
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Initial Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
ITEM 6. [RESERVED]
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 6, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business

Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of $1,715,748, which consisted of the change in fair value of warrant liabilities of $3,626,532 and interest earned on investments held in Trust Account of $39,258, offset by formation and operating expenses of $1,338,412 and transaction costs incurred in connection with the warrant liabilities of $611,630.
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
For the year ended December 31, 2021, cash used in operating activities was $889,116. Net income of $1,715,748 was affected by the change in fair value of the warrant liability of $3,626,532, transaction costs incurred in connection with the warrant liability of $611,630, and interest earned on investments held in Trust Account of $39,258. Net changes in operating assets and liabilities provided $449,296 of cash for operating activities.
For the period from October 6, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $2,241 was affected by the changes in operating assets and liabilities.
As of December 31, 2021, we had investments held in the Trust Account of $276,039,258 (including $39,258 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.
As of December 31, 2021, we had cash and investments held in the trust account of $276,039,258. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Warrant Liabilities
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.
Net Income (Loss) Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
Our current directors and executive officers are as follows:

Name	Age	Position
Chris Hickey	48	Chief Executive Officer and Director
David Poltack	50	Chief Financial Officer
Mark Wan	56	Executive Chairman and Director
Jared Smith	44	Director
Paraag Marathe	45	Director
Daniel Gallagher	54	Director
Daniel Burns	47	Director
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
He currently sits on the boards of Tracksmith, Freeletics, FloSports, Stio, QuintEvents, and AcelRx (NASDAQ: ACRX). Prior public boards include Perclose acquired by Abbott Healthcare, Odyssey Healthcare acquired by Genitive, and epocrates acquired by AthenaHealth. Mr. Wan is a co-owner of the NBA’s Boston Celtics, NFL’s San Francisco 49ers, English Premier League’s Leeds United, and esports team, Team Liquid. Mr. Wan received his BS in electrical engineering from Yale University and his MBA from Stanford’s Graduate School of Business. Mr. Wan is well-qualified to serve on our Board of Directors because of his significant experience in private equity and venture financing.
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
Prior to EXOS, Mr. Hickey was the Group Director for Performance Nutrition for Abbott Nutrition with responsibility of leading the EAS, Myoplex, and ZonePerfect brands. In this role, Mr. Hickey pioneered the concept of sports nutrition “supplierships” with professional sports leagues including the NFL/NFLPA, MLB/ MLBPA, and NBPA through the NSF certified for sport program.

Prior to his experience at Abbott Nutrition, Mr. Hickey held various marketing leadership positions at Molson Coors, General Mills, and Proctor & Gamble. Mr. Hickey also previously served as CEO of No Cow, from April 2017 to October 2018, and as a board member and CEO of Kalahari Snacks from December 2018 to December 2020, which both operate in the health food space. Mr. Hickey also served as Operating Partner of AF Ventures, a venture capital fund investing in consumer product companies, from November 2018 to October 2020. Mr. Hickey received his MBA from the Darden School of Business at the University of Virginia and his BS in accounting from Villanova University. Mr. Hickey currently sits on the board of Momentous, a premium active nutrition brand and platform with a customer base including over 100 professional teams. Mr. Hickey is well-qualified to serve on our Board of Directors because of his significant experience in the health, wellness and fitness consumer industry.
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
Previously, he was a management consultant at Bain & Company and then in business operations at the National Basketball Association. Mr. Burns is a General Partner of the Sonoran Founders Fund and supports several portfolio companies with their business strategies. He also serves as Adjunct Faculty and sits on the Advisory Board at Arizona State University’s Master of Sports Law and Business program. Mr. Burns has been honored by and served as a keynote speaker at the Economic Club of Phoenix, Arizona Business Leadership, and Arizona Growth and Leadership Forum. Mr. Burns earned a Bachelor of Arts degree in Economics and History from AmherstCollege, graduating magna cum laude, and an MBA from Harvard Business School. Mr. Burns is well-qualified to serve on our Board of Directors because of his extensive leadership experience in the sports and fitness industries.

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
Paraag Marathe, Director
Mr. Marathe is in his 21st year with the San Francisco 49ers, an NFL team, concurrently serving as President of49ers Enterprises and Executive Vice President of Football Operations. On the football side, Mr. Marathe continues in his long-respected role as the team’s chief contract negotiator and salary cap architect, while overseeing the team’s football analytics department, among other football duties.
While serving as San Francisco 49ers team president from 2014 -16 and COO from 2010-13, Mr. Marathe oversaw the development of Levi’s Stadium and helped bring to life the vision of an unparalleled fan experience at the venue. Within 49ers Enterprises, he oversees outside business ventures, advisory efforts, and major investment opportunities for the club.
Since 2018, Mr. Marathe has led 49ers Enterprises’ minority ownership stake in Leeds United Football Club of the English Championship League. Mr. Marathe serves as the Vice Chairman and board member of the English Premier League club. Mr. Marathe was named the Chairman of USA Cricket in October 2018 and moved quickly to ensure USA Cricket earned recognition by the International Cricket Council (ICC).
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
Jared Smith, Director
Mr. Smith is currently the President of Alterra Mountain Company, overseeing a collection of ski resorts including Deer Valley Resort, Steamboat Springs Resort, Mammoth Mountain and Stratton Mountain as well as the Ikon Pass network of partner resorts.
Prior to Alterra, Mr. Smith served as President and Global Chairman of Ticketmaster and Executive Vice President of Live Nation (NYSE: LYV), overseeing the company’s leading live event technology and services platform. During his more than 17-year career with Ticketmaster and Live Nation, Mr. Smith’s efforts were responsible for the development of key industry advancements including Ticketmaster’s TM+, Presence, SafeTix and Verified Fan products.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the
Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2021, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.
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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(4)		Approximate Percentage of Outstanding Shares
AAC HoldCo, LLC (our Sponsor) (3)	6,330,000		18.4%
Mark Wan (3)	6,330,000		18.4%
Chris Hickey	450,000		1.3%
David Poltack (4)	—		—
Jared Smith	30,000	*
Paraag Marathe	30,000	*
Daniel Gallagher	30,000	*
Daniel Burns	30,000	*
All executive officers and directors as a group (seven individuals)	6,900,000		20%

(1)	Unless otherwise noted, the business address of each of the following is c/o Athlon Acquisition Corp., 44 Brattle St., Cambridge, MA 02138.

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
Equity Compensation Plans
As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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
Item 14
.
Principal Accountant Fees and Services
The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020 totaled approximately $79,000 and $69,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020.

Tax Fees
. During the period from October 6, 2020 (inception) through December 31, 2021, fees for our independent registered public accounting firm for the preparation of 2020 Corporation tax return was $7,725.
All Other Fees
. We did not pay Withum for other services for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements:

(2) Financial Statement Schedules:
None.
(3) Exhibits
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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Class A Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Description of Securities.

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.1	Letter Agreement among the Registrant, AAC Holdco, LLC and each of the executive officers and directors of the Company.*

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.3	Registration Rights Agreement among the Company, AAC HoldCo, LLC and the Holders signatory thereto.*

10.4	Promissory Note issued to AAC HoldCo, LLC.**

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2021
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-251605).
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2022.

ATHLON ACQUISITION CORP.

By:	/s/ Chris Hickey
Name:	Chris Hickey
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Hickey	Chief Executive Officer and Director	March 4, 2022
Chris Hickey	(Principal Executive Officer)

/s/ Mark Wan	Executive Chairman and Director	March 4, 2022
Mark Wan

/s/ David Poltack	Chief Financial Officer	March 4, 2022
David Poltack	(Principal Financial and Accounting Officer)

/s/ Daniel Burns	Director	March 4,2022
Daniel Burns

/s/ Daniel Gallagher	Director	March 4,2022
Daniel Gallagher

/s/ Paraag Marathe	Director	March 4, 2022
Paraag Marathe

/s/ Jared Smith	Director	March 4, 2022
Jared Smith

ATHLON ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Athlon Acquisition Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Athlon Acquisition Corp (the “Company”), as of December 31, 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statement
As described in Note 2 to the financial statements, the Company’s previously issued January 14, 2021 financial statement has been restated herein to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 14, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 4, 2022
PCAOB #

ATHLON ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$666,122	$4,457
Prepaid expenses	275,000	—

Total Current Assets	941,122	4,457
Deferred offering costs	—	192,370
Investments held in Trust Account	276,039,258	—

TOTAL ASSETS	$276,980,380	$196,827

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$726,537	$2,241
Accrued offering costs	—	111,827
Promissory note – related party	—	60,000

Total Current Liabilities	726,537	174,068
Warrant liability	12,789,868	—
Deferred underwriting fee payable	9,660,000	—

Total Liabilities	23,176,405	174,068

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 and no shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020, respectively	276,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2021 and 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(22,196,715)	(2,241)

Total Stockholders’ (Deficit) Equity	(22,196,025)	22,759

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$276,980,380	$196,827

The accompanying notes are an integral part of the financial statements.

ATHLON ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from October 6, 2020 (Inception) through December 31, 2020
Formation and operational costs	$1,338,412	$2,241

Loss from operations	(1,338,412)	(2,241)

Other income (expense):
Change in fair value of warrant liabilities	3,626,532	—
Transaction costs incurred in connection with warrant liabilities	(611,630)	—
Interest earned on investments held in Trust Account	39,258	—

Total other income	3,054,160	—

Net income (loss)	$1,715,748	$(2,241)

Weighted average shares outstanding, Class A common stock	27,600,000	—

Basic and diluted income per share, Class A common stock	$0.05	$—

Basic weighted average shares outstanding, Class B common stock	6,865,479	6,000,000

Basic net income per share, Class B common stock	$0.05	$—

Diluted weighted average shares outstanding, Class B common stock	6,900,000	—

Diluted net income per share, Class B common stock	$0.05	$—
The accompanying notes are an integral part of the financial statements.

ATHLON ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			(Deficit)
Balance —October 6, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	(2,241)	(2,241)

Balance —December 31, 2020	6,900,000	$690	$24,310	$(2,241)	$22,759
Cash paid in excess of fair value for Private Placement Warrants	—	—	1,729,600	—	1,729,600
Accretion for Class A common stock subject to redemption amount	—	—	(1,753,910)	(23,910,222)	(25,664,132)
Net income	—	—	—	1,715,748	1,715,748

Balance —December 31, 2021	6,900,000	$690	$—	$(22,196,715)	$(22,196,025)

The accompanying notes are an integral part of the financial statements.

ATHLON ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from October 6, 2020 (Inception) through December 31
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,715,748	$(2,241)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(39,258)	—
Change in fair value of warrant liabilities	(3,626,532)	—
Transaction costs incurred in connection with warrant liabilities	611,630	—
Changes in operating assets and liabilities:
Prepaid expenses	(275,000)	—
Accounts payable and accrued expenses	724,296	2,241

Net cash used in operating activities	(889,116)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)	—

Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000	—
Proceeds from sale of Private Placement Warrants	7,520,000	—
Proceeds from promissory notes – related party	20,000	60,000
Repayment of promissory notes – related party	(80,000)	—
Payment of offering costs	(389,219)	(80,543)

Net cash provided by financing activities	277,550,781	4,457

Net Change in Cash	661,665	4,457
Cash – Beginning	4,457	—

Cash – Ending	$666,122	$4,457

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$111,827

Accretion for Class A common stock to redemption amount	$25,664,132	$—

Deferred underwriting fee payable	$9,660,000	$—

The accompanying notes are an integral part of the financial statements.

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
As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Investment held in Trust Account (defined below).
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to AAC HoldCo, LLC (the “Sponsor”), generating gross proceeds of $7,520,000, which is described in Note
5
.
Transaction costs amounted to $15,649,762, consisting of $5,520,000 in cash underwriting fees, $9,660,000 of deferred underwriting fees and $469,762 of other offering costs.
Following the closing of the Initial Public Offering on January 14, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for s
e
rvices rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of December 31, 2021, the Company had $666,122 in its operating bank accounts, $276,039,258 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $214,585. As of December 31, 2021, approximately $39,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued audited balance sheet included in the Company’s Current Report on Form 8-K as of January 14, 2021, filed with the SEC on January 21, 2021 (the “Affected Financial Statement”) and such the Affected Financial Statement should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statement should be restated to classify the warrants as derivative liabilities and report all Public Shares as temporary equity. As such the Company is reporting this restatement to the Affected Financial Statement in this Current Report on Form 10K.
The impact of the restatement on the Company’s balance sheet is reflected in the following table:

Balance Sheet as of January 14, 2021	As Previously Reported	Adjustment	As Restated
Warrant liabilities	$—	$16,416,400	$16,416,400
Class A common stock subject to possible redemption	$246,471,930	$29,528,071	$276,000,001
Class A common stock	$295	$(295)	$—
Additional paid-in capital	$5,617,553	$(5,617,553)	$—
Accumulated deficit	$(618,536)	$(23,910,223)	$(24,528,759)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(29,528,071)	$(24,528,759)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

F-
11

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The
Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(10,626,000)
Class A common stock issuance costs	(15,038,132)
Plus:
Accretion of carrying value to redemption value	$25,664,132

Class A common stock subject to possible redemption	$276,000,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations.
Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to redemption value in stockholders’ equity on the completion of the Initial Public Offering. Offering costs in the amount of $15,038,132 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $611,630 were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC Topic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants (as defined in Note 5) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants after the detachment of the Public Warrants from the Units is valued using the quoted market price of the Public Warrant, as the make whole provision of Private Placement Warrants are the same as the Public Warrants. As such the Private Placement Warrants has substantially the same terms as the Public Warrants.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

F-1
3

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,320,000 Class A common stock in the aggregate. As of December 31, 2021, the Company had 900,000 Class B shares which are no longer subject to forfeiture which were included to calculate diluted shares outstanding. There were no other dilutive securities or other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

	Year Ended December 31, 2021		For the Period from October 6, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,373,973	$341,775	$—	$(2,241)
Denominator:
Basic weighted average shares outstanding	27,600,000	6,865,479	—	6,000,000

Basic net income per common share	$0.05	$0.05	$—	$—

Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,372,598	$343,150	$—	$—
Denominator:
Diluted weighted average shares outstanding	27,600,000	6,900,000	—	—

Diluted net income per common share	$0.05	$0.05	$—	$—

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, other than warrant liabilities (see Note 1
2
.)
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for

Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE
4
— INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
10
).
NOTE
5
— PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 720,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
10
). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement warrants do not meet the criteria to be classified as equity as they are not considered to be indexed to the Company’s common stock in the manner contemplated by ASC Topic 815 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Topic 815. Therefore, the Private Placement Warrants will be treated as liability awards in accordance with ASC Topic 815.

NOTE
6
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 11, 2021, to pay the Sponsor a total of $5,000 per month for office space, operational support and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $60,000 in fees for these services. For the period from October 6, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.
Promissory Note — Related Party
On October 9, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $80,000 was repaid at the closing of the Initial Public Offering on January 14, 2021 and is no longer available to the Company.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.
NOTE
7
— COMMITMENTS AND CONTINGENCIES
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
NOTE
8
— CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity. At December 31, 2020, there were no
shares of Class A common stock issued or outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable or exchangeable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
NOTE
9
— STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
NOTE
10
— WARRANT LIABILITIES
At December 31, 2021, there were 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding to purchase an aggregate of 21,320,000 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. At December 31, 2020, there were no
warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying s
e
curities for sale under all applicable state securities laws.
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

NOTE 1
1
— INCOME TAX
The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021 and 2020.
The Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating loss carryforward	$33,160	$471
Organizational costs/Startup expenses	239,232	—

Total deferred tax asset	272,392	471
Valuation allowance	(272,392)	(471)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(271,922)	(471)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	271,922	471

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of th
e
 deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $271,922. For the period from October 6, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $471.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(44.4)%	0.0%
Transaction costs allocated to warrants	7.5%	0.0%
Meals and entertainment	0.1%	0.0%
Change in valuation allowance	15.8%	(21.0)%

Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
NOTE 1
2
— FAIR VALUE MEASUREMENTS
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
At December 31, 2021, assets held in the Trust Account were comprised of $276,039,258 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the
Company did not withdraw any interest income from the Trust Account. At December 31, 2020, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,039,258

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Liabilities:		Level	Fair Value
December 31, 2021	Warrant Liability – Public Warrants	1	8,278,620
December 31, 2021	Warrant Liability – Private Placement Warrants	2	4,511,248
At December 31, 2020, there were no assets or liabilities measured at fair value on a recurring basis.
The Warrants are accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities on our accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Company utilized a binomial lattice model to value the warrants initially for the Public and Private Placement Warrants and subsequently for the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SWETW. During the quarter ending September 30, 2021, the close price of the public warrant price was used as the fair value for the Private Warrants. As such at September 30, 2021, Private Placement Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the public warrants.

The following table presents the changes in the fair value of the level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 14, 2021	5,790,400	10,626,000	16,416,400
Change in fair value	(1,654,400)	(3,174,000)	(4,828,400)
Transfer to level 1	—	(7,452,000)	(7,452,000)

Fair value as of March 31, 2021	$4,136,000	—	$4,136,000
Change in fair value	1,579,200	—	1,579,200

Fair value as of June 30, 2021	$5,715,200	—	$5,715,200
Change in fair value	(451,200)	—	(451,200)
Transfer to level 2	(5,264,000)	—	(5,264,000)

Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public and Private Placement Warrants were transferred from a Level 3 measurement to a Level 1 and Level 2 fair value measurements, respectively, during the year ended December 31, 2021.
NOTE 1
3
— SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-2
3