Form 10-K/A
period 2021-12-31
Athlon Acquisition Corp.
filed 2022-03-23
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑
No
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
As of March 1, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.
Documents Incorporated by Reference: None.

Auditor Firm Id: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York

Explanatory Note
Athlon Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “First Amendment”) to amend the Company’s Form
10-K
(the “Original
10-K”)
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the “Annual Report”). This Amendment No. 1 is being filed by the Company to correct a typographical error in the Report of Independent Registered Public Accounting Firm, included as part of the Financial Statements to the Original
10-K,
which inadvertently omitted a reference to the 2020 comparative year. No changes have been made to the Financial Statements included with the Original
10-K
and the related notes. This Amendment No. 1 is also being filed by the Company to update Item 9A. of Part II and Item 12 of Part III of the Original
10-K.
Except as described above, no other changes have been made to the
Original 10-K. The
Original 10-K continues
to speak as of the dates described in the
Original 10-K, and
we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the
Original 10-K, as
information in such filings may update or supersede certain information contained in this Amendment.

ATHLON ACQUISITION CORP.
FORM
10-K/A
TABLE OF

PART II
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
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule
13a-15(f)
under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”).

Based on our assessment under the COSO criteria, management concluded that our system of internal control over financial reporting was not effective due to the material weaknesses described above. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting.
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
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(4)		Approximate Percentage of Outstanding Shares
AAC HoldCo, LLC (our Sponsor) (3)	6,330,000		18.4%
Mark Wan (3)	6,330,000		18.4%
Chris Hickey	450,000		1.3%
David Poltack (4)	—		—
Jared Smith	30,000	*
Paraag Marathe	30,000	*
Daniel Gallagher	30,000	*
Daniel Burns	30,000	*
All executive officers and directors as a group (seven individuals)	6,900,000		20%
Glazer Capital, LLC (5)	2,100,569		7.61%
Empyrean Capital Partners, LP (6)	1,450,000		5.3%

(1)	Unless otherwise noted, the business address of each of the following is c/o Athlon Acquisition Corp., 44 Brattle St., Cambridge, MA 02138.
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
(5)
Based solely on information reported on a Schedule 13G filed with the SEC on February 14, 2022 and which information may not be current as of March 23, 2022, Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer (“Mr. Glazer”) have shared voting power over 2,100,569 shares of common stock and shared dispositive power over 2,100,569 shares of common stock. Glazer Capital serves as investment manager to certain funds and managed accounts (collectively, the “Glazer Funds”), with respect to the common stock directly held by the Glazer Funds. Glazer Capital has the authority to dispose of and vote the shares of common stock directly held by the Glazer Funds. Mr. Glazer is the Managing Member of Glazer Capital, with respect to the common stock directly held by the Glazer Funds. The address of the reporting parties is 350 West 55 th
Street, Suite 30A, New York, New York 10019.

3

(6)
Based solely on information reported on a Schedule 13G filed with the SEC on January 25, 2021 and which information may not be current as of March 23, 2022, Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”) and Amos Meron (“Mr. Meron”) have shared voting power over 1,450,000 shares of common stock and shared dispositive power over 1,450,000 shares of common stock. Empyrean Capital Partners, LP (“ECP”) serves as investment manager to ECOMF, with respect to the common stock directly held by the ECOMF. ECP has the authority to dispose of and vote the shares of common stock directly held by the ECOMF. Mr. Meron is the managing member of Empyrean Capital, LLC, the general partner of ECP, with respects to the common stock directly held by the ECOMF. The address of the reporting parties is 10250 Constellation Boulevard, Suite 2950, Los Angeles, A 90067.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Class A Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Description of Securities. ***

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.1	Letter Agreement among the Registrant, AAC Holdco, LLC and each of the executive officers and directors of the Company.*

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.3	Registration Rights Agreement among the Company, AAC HoldCo, LLC and the Holders signatory thereto.*

10.4	Promissory Note issued to AAC HoldCo, LLC.**

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2021
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-251605).
***	Filed with the Original 10-K.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2022.

ATHLON ACQUISITION CORP.

By:	/s/ Chris Hickey
Name:	Chris Hickey
Title:	Chief Executive Officer

ATHLON ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Athlon Acquisition Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Athlon Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
March 4, 2022
PCAOB #100

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

T
he accompanying notes are an integral part of the financial statements.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither

F-
11

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

F-1
3

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
2
.)
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $
12.00
per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any
20
trading days within any
30
-trading day period commencing at least
150
 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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

NOTE
8
— CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
-
T
he Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity. At December 31, 2020, there were no
shares of Class A common stock issued or outstanding.

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

NOTE
9
— STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
-
The Company is authorized to issue
20,000,000
shares of Class B common stock with a par value of $
0.0001
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
—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $10.00
—Once
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
NOTE 13 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-2
3