Form 10-Q
period 2022-03-31
Athlon Acquisition Corp.
filed 2022-05-03
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
(617)855-6333
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of April 2
9
, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHLON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$248,281	$666,122
Prepaid expenses	259,208	275,000

Total Current Assets	507,489	941,122
Investments held in Trust Account	276,053,421	276,039,258

TOTAL ASSETS	$276,560,910	$276,980,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$584,440	$726,537

Total Current Liabilities	584,440	726,537
Warrant liabilities	5,330,000	12,789,868
Deferred underwriting fee payable	9,660,000	9,660,000

Total Liabilities	15,574,440	23,176,405

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(15,014,220)	(22,196,715)

Total Stockholders’ Deficit	(15,013,530)	(22,196,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,560,910	$276,980,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
Formation and operational costs	$291,536	$569,773

Loss from operations	(291,536)	(569,773)
Other income:
Change in fair value of warrant liabilities	7,459,868	4,828,400
Transaction costs incurred in connection with warrant liabilities	—	(611,630)
Interest earned on investments held in Trust Account	14,163	17,126

Total other income, net	7,474,031	4,233,896

Net income	$7,182,495	$3,664,123

Weighted average shares outstanding, Class A common stock	27,600,000	23,568,539

Basic and diluted net income per share, Class A common stock	$0.21	$0.12

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,768,539

Basic net income per share, Class B common stock	$0.21	$0.12

Diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000

Diluted net income per share, Class B common stock	$0.21	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,900,000	$690	$—	$(22,196,715)	$(22,196,025)
Net incom e	—	—	—	—	—	7,182,495	7,182,495

Balance – March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(15,014,220)	$(15,013,530)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,241)	$22,759
Cash paid in excess of fair value for Private Placement Warrant s	—	—	—	—	1,729,600	—	1,729,600
Accretion for Class A common stock subject to redemption amount	—	—	—	—	(1,753,910)	(23,910,222)	(25,664,132)
Net income	—	—	—	—	—	3,664,123	3,664,123

Balance – March 31, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(20,248,340)	$(20,247,650)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,182,495	$3,664,123
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,163)	(17,126)
Change in fair value of warrant liabilities	(7,459,868)	(4,828,400)
Transaction costs incurred in connection with warrant liabilities	—	611,630
Changes in operating assets and liabilities:
Prepaid expenses	15,792	(544,046)
Accrued expenses	(142,097)	410,725

Net cash used in operating activities	(417,841)	(703,094)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Proceeds from promissory notes – related party	—	20,000
Repayment of promissory notes – related party	—	(80,000)
Payment of offering costs	—	(389,219)

Net cash provided by financing activities	—	277,550,781

Net Change in Cash	(417,841)	847,687
Cash – Beginning	666,122	4,457

Cash – Ending	$248,281	$852,144

Non-cash investing and financing activities:
Accretion for Class A common stock to redemption amount	$—	$25,664,132

Deferred underwriting fee payable	$—	$9,660,000

Initial value of warrant liability	$—	$16,416,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Investment held in the Trust Account (defined below).
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
Liquidity and Going Concern
As of March 31, 2022, the Company had $248,281 in its operating bank accounts, $276,053,421 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital deficit of $76,951. As of March 31, 2022, $53,421 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 4, 2022, as amended. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

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
Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs in the amount of
 $15,038,132 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $611,630 were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months months ended March 31, 2022 and 2021, the Company recorded no
income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was approximately
0%,
which differs from the expected income tax rate due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. As of March 31, 2022, the Company had 900,000 Class B shares which are no
longer subject to forfeiture which were included to calculate diluted shares outstanding. There were no other dilutive securities or other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company.

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$5,745,996	$1,436,499	$2,846,616	$817,507
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	23,568,539	6,768,539

Basic net income per common share	$0.21	$0.21	$0.12	$0.12
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$5,745,996	$1,436,499	$2,834,334	$829,789
Denominator:
Diluted weighted average shares outstanding	27,600,000	6,900,000	23,568,539	6,900,000

Diluted net income per common share	$0.21	$0.21	$0.12	$0.12
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 10.)
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3— INITIAL PUBLIC OFFERING
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
NOTE 4— PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 720,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement warrants do not meet the criteria to be classified as equity as they are not considered to be indexed to the Company’s common stock in the manner contemplated by ASC Topic 815 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. In addition, the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Topic 815. Therefore, the Private Placement Warrants
are
treated as liability awards in accordance with ASC Topic 815.
NOTE 5— RELATED PARTY TRANSACTIONS
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Administrative Services Agreement
The Company entered into an agreement, commencing on January 11, 2021, to pay the Sponsor a total of $5,000 per month for office space, operational support and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $15,000 in fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
NOTE 6— COMMITMENTS AND CONTINGENCIES
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
NOTE 7— CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
basis.
NOTE 8— STOCKHOLDERS’ DEFICIT
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one
vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
NOTE 9— WARRANT LIABILITIES
At March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding to purchase an aggregate of 21,320,000 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
 A common stock Equals or Exceeds $18.00—
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
NOTE 10— FAIR VALUE MEASUREMENTS
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,053,421 and $276,039,258 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,053,421	$276,039,258
Liabilities:
Warrant Liability – Public Warrants	1	$3,450,000	$8,278,620
Warrant Liability – Private Placement Warrants	2	$1,880,000	$4,511,248
The Warrants are accounted for as liabilities in accordance with ASC Topic
815-40
and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Company utilized a binomial lattice model to value the warrants initially for the Public and Private Placement Warrants. Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SWETW.    As of March 31, 2022, and December 31, 2021 the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision which allows the Company to use the value of the closing price of the public warrants.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
As of March 31, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar instrument. As of March 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be
 $0.25 per warrant for aggregate values of approximately $1.8 million and approximately $3.4 million, respectively.
As of December 31, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.5999 per warrant for aggregate values of approximately $4.5 million and approximately $8.2 million, respectively.
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public and Private Placement Warrants were transferred from a Level 3 measurement to a Level 1 and Level 2 fair value measurements, respectively, at
September 30, 2021. There were no transfers during the three month period ended March 31, 2022.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 11— SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $7,182,495, which consisted of the change in fair value of warrant liabilities of $7,459,868 and interest earned on investments held in Trust Account of $14,163 partially offset by formation and operating expenses of $291,536.
For the three months ended March 31, 2021, we had a net income of $3,664,123, which consisted of changes in fair value of warrant liabilities of $4,828,400 and interest earned on investments held in Trust Account of $17,126 partially offset by formation and operating expenses of $569,773 and transaction costs incurred in connection with the warrant liabilities of $611,630.

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
For the three months ended March 31, 2022, cash used in operating activities was $417,841. Net income of $7,182,495 was affected by the change in fair value of the warrant liabilities of $7,459,868, and interest earned on investments held in Trust Account of $14,163. Net changes in operating assets and liabilities used $126,305 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $703,094. Net income of $3,664,123 was affected by the change in fair value of the warrant liabilities of $4,828,400, transaction costs incurred in connection with the warrant liability of $611,630, and interest earned on investments held in Trust Account of $17,126. Net changes in operating assets and liabilities used $133,320 of cash for operating activities.
As of March 31, 2022, we had investments held in the Trust Account of $276,053,421 (including $53,421 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
As of March 31, 2022, we had cash and investments held in the trust account of $276,053,421. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income Per Common Share
Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 14, 2021, we consummated our initial public offering of 27,600,000 units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $276,000,000. Jefferies LLC acted as sole book-running manager. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1(Nos.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 15, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Form S-1 filed on December 22, 2020 and incorporated by reference herein.
*	Filed herewith.
**	Furnished.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHLON ACQUISITION CORP.

Date: May 3, 2022	By:	/s/ Chris Hickey
	Name:	Chris Hickey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ David Poltack
	Name:	David Poltack
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)