Form 10-Q
period 2022-06-30
Athlon Acquisition Corp.
filed 2022-08-03
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
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
August
3
, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHLON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$107,971	$666,122
Prepaid expenses	173,083	275,000

Total Current Assets	281,054	941,122
Investments held in Trust Account	276,212,709	276,039,258

TOTAL ASSETS	$276,493,763	$276,980,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$556,501	$726,537

Total Current Liabilities	556,501	726,537
Warrant liabilities	2,558,400	12,789,868
Deferred underwriting fee payable	9,660,000	9,660,000

Total Liabilities	12,774,901	23,176,405

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(12,281,828)	(22,196,715)

Total Stockholders’ Deficit	(12,281,138)	(22,196,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,493,763	$276,980,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operational costs	$198,496	$247,659	$490,032	$817,432

Loss from operations	(198,496)	(247,659)	(490,032)	(817,432)
Other income (expense):
Change in fair value of warrant liabilities	2,771,600	(4,615,200)	10,231,468	213,200
Transaction costs incurred in connection with warrant liabilities	—	—	—	(611,630)
Interest earned on investments held in Trust Account	159,288	11,338	173,451	28,464

Other income (expense), net	2,930,888	(4,603,862)	10,404,919	(369,966)

Income (Loss) before provision for income taxes	2,732,392	(4,851,521)	9,914,887	(1,187,398)

Net income (loss)	$2,732,392	$(4,851,521)	$9,914,887	$(1,187,398)

Weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	25,606,667

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.14)	$0.29	$(0.04)

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,835,000

Basic net income (loss) per share, Class B common stock	$0.08	$(0.14)	$0.29	$(0.04)

Diluted Weighted average shares outstanding of Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Diluted net income (loss) per share, Class B common stock	$0.08	$(0.14)	$0.29	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,900,000	$690	$—	$(22,196,715)	$(22,196,025)
Net income	—	—	—	—	—	7,182,495	7,182,495

Balance – March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(15,014,220)	$(15,013,530)
Net income	—	—	—	—	—	2,732,392	2,732,392

Balance – June 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(12,281,828)	$(12,281,138)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,241)	$22,759
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,729,600	—	1,729,600
Accretion for Class A common stock subject to redemption amount	—	—	—	—	(1,753,910)	(23,910,222)	(25,664,132)
Net income	—	—	—	—	—	3,664,123	3,664,123

Balance – March 31, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(20,248,340)	$(20,247,650)
Net loss	—	—	—	—	—	(4,851,521)	(4,851,521)

Balance – June 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(25,099,861)	$(25,099,171)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,914,887	$(1,187,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(173,451)	(28,464)
Change in fair value of warrant liabilities	(10,231,468)	(213,200)
Transaction costs incurred in connection with warrant liabilities	—	611,630
Changes in operating assets and liabilities:
Prepaid expenses	101,917	(454,982)
Accrued expenses	(170,036)	492,000

Net cash used in operating activities	(558,151)	(780,414)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Proceeds from promissory notes – related party	—	20,000
Repayment of promissory notes – related party	—	(80,000)
Payment of offering costs	—	(389,219)

Net cash provided by financing activities	—	277,550,781

Net Change in Cash	(558,151)	770,367
Cash – Beginning	666,122	4,457

Cash – Ending	$107,971	$774,824

Non-cash investing and financing activities:
Accretion for Class A common stock to redemption amount	$—	$23,910,222

Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Investment held in the Trust Account (defined below).
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
JUNE 30, 2022

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
Liquidity and Going Concern
As of June 30, 2022, the Company had $107,971 in its operating bank accounts, $276,212,709 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital deficit of $175,447. As of June 30, 2022, $212,709 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
JUNE 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023. While the likelihood of a possible liquidation has increased as the Company gets closer to the January 14, 2023 liquidation date; the Company remains focused on completing a Business Combination before this date.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 4, 2022, as amended. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(10,626,000)
Class A common stock issuance costs	(15,038,132)
Plus:
Accretion of carrying value to redemption value	$25,664,132

Class A common stock subject to possible redemption, December 31, 2021	$276,000,000
Plus:
Accretion of carrying value to redemption value	—

Class A common stock subject to possible redemption, June 30, 2022	$276,000,000

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
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC Topic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants (as defined in Note
3
) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants after the detachment of the Public Warrants from the Units is valued using the quoted market price of the Public Warrant, as the make whole provision of Private Placement Warrants are the same as the Public Warrants. As such the Private Placement Warrants has substantially the same terms as the Public Warrants.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21%
for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no
amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,320,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company had 900,000 Class B shares which are no longer subject to forfeiture which were included to calculate diluted shares outstanding. There were no other dilutive securities or other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,185,914	$546,478	$(3,881,217)	(970,304)	$7,931,910	$1,982,977	$(937,230)	$(250,168)
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	25,606,667	6,835,000

Basic net income (loss) per common share	$0.08	$0.08	$(0.14)	$(0.14)	$0.29	$0.29	$(0.04)	$(0.04)
Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,185,914	$546,478	$(3,881,217)	(970,304)	$7,931,910	$1,982,977	$(935,356)	$(252,042)
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	25,606,667	6,900,000

Basic net income (loss) per common share	$0.08	$0.08	$(0.14)	$(0.14)	$0.29	$0.29	$(0.04)	$(0.04)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage o
f
$250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Administrative Services Agreement
The Company entered into an agreement, commencing on January 11, 2021, to pay the Sponsor a total of $5,000 per month for office space, operational support and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $15,000 and $30,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $15,000 and $30,000 in fees for these services, respectively.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
NOTE 6— COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7— CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
basis.
NOTE 8— STOCKHOLDERS’ DEFICIT
Preferred Stock—
The Company is authorized to issue
1,000,000
shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 shares of
Class B common stock issued and outstanding.
NOTE 9— WARRANT LIABILITIES
At June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding to purchase an aggregate of 21,320,000 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022

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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $
276,212,709
and $
276,039,258
in money market funds which are invested primarily in U.S. Treasury Securities. During the six months ended June 30, 2022 and year ended December 31, 2021, the Company di
d not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$276,212,709	$276,039,258
Liabilities:
Warrant Liability – Public Warrants	1	$1,656,000	$8,278,620
Warrant Liability – Private Placement Warrants	2	$902,400	$4,511,248
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
The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SWETW. As of June 30, 2022, and December 31, 2021 the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision that results in the private warrants having substantially the same terms as the public warrants, thus the value of the public warrants is used.
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
As of June 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar instrument. As of June 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.12 per warrant for aggregate values of approximately $0.9 million and approximately $1.7 million, respectively.
As of December 31, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.60 per warrant for aggregate values of approximately $4.5 million and approximately $8.2 million, respectively.
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants were transferred from a Level 3 measurement to a Level 1 fair value measurements at March 31, 2021. There were
 no
transfers

during the six months ended June 30, 2022.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $2,732,392, which consisted of the change in fair value of warrant liabilities of $2,771,600 and interest earned on investments held in Trust Account of $159,288 partially offset by formation and operating expenses of $198,496.
For the six months ended June 30, 2022, we had a net income of $9,914,887, which consisted of changes in fair value of warrant liabilities of $10,231,468 and interest earned on investments held in Trust Account of $173,451 partially offset by formation and operating expenses of $490,032.
For the three months ended June 30, 2021, we had net loss of $4,851,521, which consisted of the formation and operating expenses of $247,659 and change in fair value of warrant liabilities of $4,615,000, offset by interest earned on investments held in Trust Account of $11,338.
For the six months ended June 30, 2021, we had a net loss of $1,187,398, which consisted of formation and operating expenses of $817,432 and transaction costs incurred in connection with the warrant liabilities of $611,630, offset by changes in fair value of warrant liabilities of $213,200 and interest earned on investments held in Trust Account of $28,464.

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
For the six months ended June 30, 2022, cash used in operating activities was $558,151. Net income of $9,914,887 was affected by the change in fair value of the warrant liabilities of $10,231,468, and interest earned on investments held in Trust Account of $173,451. Net changes in operating assets and liabilities used $68,119 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $780,414. Net loss of $1,187,398 was affected by the change in fair value of the warrant liabilities of $213,200, transaction costs incurred in connection with the warrant liability of $611,630, and interest earned on investments held in Trust Account of $28,464. Net changes in operating assets and liabilities provided $37,018 of cash for operating activities.
As of June 30, 2022, we had investments held in the Trust Account of $276,212,709 (including $212,709 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
As of June 30, 2022, we had $107,971 of cash held outside of the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023. While the likelihood of a possible liquidation has increased as the Company gets closer to the January 14, 2023 liquidation date; the Company remains focused on completing a Business Combination before this date.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income (loss) Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.

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

ATHLON ACQUISITION CORP.

Date: August 3, 2022	By:	/s/ Chris Hickey
	Name:	Chris Hickey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ David Poltack
	Name:	David Poltack
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)