Form 10-Q/A
period 2022-06-30
Athlon Acquisition Corp.
filed 2022-09-19
CIK 1828914

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 3, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
Athlon Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form
10-Q
(the “Amendment No. 1”) to amend its Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on August 3, 2022 (the “Original Filing”) solely for the purpose of amending and restating the Section 302 certifications set forth in Exhibits 31.1 and 31.2 of the Original Filing, to include the introductory language in paragraph 4 referring to internal control over financial reporting and paragraph 4(b) language referring to internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).
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