Form 10-Q
period 2022-09-30
Athlon Acquisition Corp.
filed 2022-11-09
CIK 1828914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of November
9
, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHLON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

EXPLANATORY NOTE

As discussed in this Quarterly Report on Form 10-Q, Athlon Acquisition Corp. (the “Company”) filed a Current Report on Form 8-K on November 9, 2022 (the “November Form 8-K”) announcing that, as the Company will not consummate an initial business combination within 24 months from the closing of the Company’s Initial Public Offering, the Company will redeem all of its outstanding shares of Class A common stock that were included in the units issued in its initial public offering (the “Public Shares”), effective as of the close of business on December 1, 2022. Following the redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, it will dissolve and liquidate. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

The redemption of the Public Shares and subsequent dissolution of the Company are discussed in this report. This report also contains historical disclosure discussing the Company’s pursuit of and potential consummation of an initial business combination. The description of the upcoming redemption of the Public Shares and subsequent dissolution of the Company as set forth in the November Form 8-K and this report supersede the historical disclosure regarding the Company’s efforts to pursue an initial business combination.

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$335,681	$666,122
Prepaid expenses	86,958	275,000

Total Current Assets	422,639	941,122
Investments held in Trust Account	277,371,747	276,039,258

TOTAL ASSETS	$277,794,386	$276,980,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$618,000	$726,537
Income taxes payable	282,363	—

Total Current Liabilities	900,363	726,537
Warrant liabilities	852,800	12,789,868
Deferred underwriting fee payable	9,660,000	9,660,000

Total Liabilities	11,413,163	23,176,405

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.0 6 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	277,341,747	276,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none iss ue or no non redeemable shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issue or no non redeemable shares issued and outstanding
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,961,214)	(22,196,715)

Total Stockholders’ Deficit	(10,960,524)	(22,196,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEF ICIT	$277,794,386	$276,980,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operational costs	$239,914	$205,246	$729,946	$1,022,678

Loss from operations	(239,914)	(205,246)	(729,946)	(1,022,678)
Other income (expense):
Change in fair value of warrant liabilities	1,705,600	1,279,200	11,937,068	1,492,400
Transaction costs incurred in connection with warrant liabilities	—	—	—	(611,630)
Interest earned on investments held in Trust Account	1,479,038	4,957	1,652,489	33,421

Other income, net	3,184,638	1,284,157	13,589,557	914,191

Income before provision for income taxes	2,944,724	1,078,911	12,859,611	(108,487)
Provision for income taxes	(282,363)	—	(282,363)	—

Net income (loss)	$2,662,361	$1,078,911	$12,577,248	$(108,487)

Weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	26,280,882

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$0.03	$0.36	$(0.00)

Basic weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,856,985

Basic net income (loss) per share, Class B common stock	$0.08	$0.03	$0.36	$(0.00)

Diluted Weighted average shares outstanding of Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000

Diluted net income (loss) per share, Class B common stock	$0.08	$0.03	$0.36	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	6,900,000	$690	$—	$(22,196,715)	$(22,196,025)
Net income	—	—	—	—	—	7,182,495	7,182,495

Balance – March 31, 2022 (unaudited)	—	—	6,900,000	$690	—	(15,014,220)	(15,013,530)
Net income	—	—	—	—	—	2,732,392	2,732,392

Balance – June 30, 2022 (unaudited)	—	—	6,900,000	$690	—	(12,281,828)	(12,281,138)
Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,341,747)	(1,341,747)
Net income	—	—	—	—	—	2,662,361	2,662,361

Balance – September 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(10,961,214)	$(10,960,524)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,241)	$22,759
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,729,600	—	1,729,600
Accretion for Class A common stock subject to redemption amount	—	—	—	—	(1,753,910)	(23,910,222)	(25,664,132)
Net income	—	—	—	—	—	3,664,123	3,664,123

Balance – March 31, 2021 (unaudited)	—	—	6,900,000	$690	—	(20,248,340)	(20,247,650)
Net loss	—	—	—	—	—	(4,851,521)	(4,851,521)

Balance – June 30, 2021 (unaudited)	—	—	6,900,000	$690	—	(25,099,861)	(25,099,171)
Net income	—	—	—	—	—	1,078,911	1,078,911

Balance – September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(24,020,950)	$(24,020,260)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:

Net income (loss)	$12,577,248	$(108,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,652,489)	(33,421)
Change in fair value of warrant liabilities	(11,937,068)	(1,492,400)
Transaction costs incurred in connection with warrant liabilities	—	611,630
Changes in operating assets and liabilities:
Prepaid expenses	188,042	(361,878)
Accrued expenses	(108,537)	551,242
Income taxes payable	282,363	—

Net cash used in operating activities	(650,441)	(833,314)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay taxes	320,000	—

Net cash provided by (used in) investing activities	320,000	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Proceeds from promissory notes – related party	—	20,000
Repayment of promissory notes – related party	—	(80,000)
Payment of offering costs	—	(389,219)

Net cash provided by financing activities	—	277,550,781

Net Change in Cash	(330,441)	717,467
Cash – Beginning	666,122	4,457

Cash – Ending	$335,681	$721,924

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Investment held in the Trust Account (defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on January 11, 2021. On January 14, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 3.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
SEPTEMBER 30, 2022

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
The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Company’s Initial Public Offering (the “Combination Period”) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.
As of the date that these condensed financial statements were issued, the Company has determined that it will not complete a Business Combination within the Combination Period. In accordance with the provisions of its Certificate of Incorporation, the Company plans to (i) cease all operations on December 1, 2022, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Based on the Company’s estimate of its tax liabilities to be paid from interest earned on the funds held in the Trust Account, the Company expects that the per-share
redemption price for the Public Shares will be approximately $10.06. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Liquidity and Going Concern
As of September 30, 2022, the Company had $335,681 in its operating bank accounts, $277,371,747 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital deficit of $165,361. As of September 30, 2022, $1,371,747 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2022, the Company withdrew an amount of $320,000 in the interest income from the Trust Account to pay taxes.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company is required to dissolve and liquidate if a Business Combination is not completed within the Combination Period. The Company has determined that a Business Combination will not be consummated within the Combination Period, so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary as a result of the Company’s substantial doubt to continue as a going concern.
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
as filed with the SEC on March 4, 2022, as amended on March 23, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 substantially all of the assets held in the Trust Account were held in U.S. Treasury bills, accounted for as held-to-maturity securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted at fair value. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities and accounted at fair value
.
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
At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(10,626,000)
Class A common stock issuance costs	(15,038,132)
Plus:
Accretion of carrying value to redemption value	$25,664,132

Class A common stock subject to possible redemption, December 31, 2021	$276,000,000
Plus:
Accretion of carrying value to redemption value	1,341,747

Class A common stock subject to possible redemption, September 30, 2022	$277,341,747

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC Topic
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) for period where no observable trade price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants after the detachment of the Public Warrants from the Units is valued using the quoted market price of the Public Warrant, as the make whole provision of Private Placement Warrants are the same as the Public Warrants. As such the Private Placement Warrants has substantially the same terms as the Public Warrants.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate was 9.59% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 2.20% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Net Income (loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income is shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent u
p
on the occurrence of future events. The warrants are exercisable to purchas
e 21,320,000
shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company considered the impact of the 900,000 Class B shares subject to forfeiture during the nine months period ended September 30, 2021. There were no other dilutive securities or other contracts that could, potentially be exercised or converted into common stock and then share in the earnings of the Company.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss )	$2,129,889	$532,472	$863,129	215,782	$10,061,798	$2,515,450	$(86,039)	$(22,448)
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	26,280,882	6,856,985

Basic net income (loss) per common share	$0.08	$0.08	$0.03	$0.03	$0.36	$0.36	$(0.00)	$(0.00)
Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$2,129,889	$532,472	$863,129	215,782	$10,061,798	$2,515,450	$(85,927)	$(22,560)
Denominator:
Diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	26,280,882	6,900,000

Diluted net income (loss) per common share	$0.08	$0.08	$0.03	$0.03	$0.36	$0.36	$(0.00)	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 10.)

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
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
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,520,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (including 720,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. As the Company has determined that it will not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement warrants do not meet the criteria to be classified as equity as they are not considered to be indexed to the Company’s common stock in the manner contemplated by ASC Topic 815 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. In addition, the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Topic 815. Therefore, the Private Placement Warrants are treated as liability awards in accordance with ASC Topic 815.
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Administrative Services Agreement
The Company entered into an agreement, commencing on January 11, 2021, to pay the Sponsor a total of $5,000 per month for office space, operational support and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $15,000 and $45,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $15,000 and $45,000, respectively, in fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of the redemption or repurchase) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.
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
basis.
NOTE 8 — STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock —
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
NOTE 9 — WARRANT LIABILITIES
At September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding to purchase an aggregate of 21,320,000 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
NOTE 10 — FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 are as follow: None were held-to-maturity at December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2022	U.S. Treasury Securities (Matures on 10/25/22)	1	$277,317,595	$58,084	$277,375,679
At September
30
,
2022
and December
31
,
2021
, assets held in the Trust Account were comprised of $
54,152
and $
276,039,258
in money market funds which are invested primarily in U.S. Treasury Securities. During the nine months ended September
30
,
2022
and year ended December
31
,
2021
, the Company withdrew $
320,000
to pay taxes and $
0
of interest income from the Trust Account, respectively.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$54,152	$276,039,258
Liabilities:
Warrant Liability – Public Warrants	1	$552,000	$8,278,620
Warrant Liability – Private Placement Warrants	2	$300,800	$4,511,248
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
The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SWETW. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision that results in the private warrants having substantially the same terms as the public warrants, thus the value of the public warrants is used.

ATHLON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
As of September 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar instrument. As of September 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.04 per warrant for aggregate values of approximately $0.3 million and approximately $0.6 million, respectively.
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public and Private Placement Warrants were transferred from a Level 3 measurement to a Level 1 and Level 2 fair value measurements, respectively, during the nine months ended September 30, 2021. There were no transfers during the nine months ended September 30, 2022.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than disclosed below.
On November 9, 2022, the Company issued a press release announcing the Company has determined that it will not complete a Business Combination within the Combination Period. In accordance with the provisions of its Certificate of Incorporation, the Company plans to (i) cease all operations on December 1, 2022, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (le ss $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders of the Company (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations and the Company’s plans to dissolve, liquidate and redeem the Public Shares, including the estimated per-share redemption price, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 6, 2020 for the purpose of effecting the merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of the date of the filing of this Quarterly Report, the Company has determined that it will not complete a Business Combination within the Combination Period. In accordance with the provisions of its Certificate of Incorporation, the Company plans to (i) cease all operations on December 1, 2022, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders of the Company (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Based on the Company’s estimate of its tax liabilities to be paid from interest earned on the funds held in the Trust Account, the Company expects that the per-share redemption price for the Public Shares will be approximately $10.06. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,662,361, which consisted of the change in fair value of warrant liabilities of $1,705,600 and interest earned on investments held in Trust Account of $1,479,038, partially offset by formation and operating expenses of $239,914.

For the nine months ended September 30, 2022, we had a net income of $12,577,248, which consisted of changes in fair value of warrant liabilities of $11,937,068 and interest earned on investments held in Trust Account of $1,652,489, partially offset by formation and operating expenses of $729,946.

For the three months ended September 30, 2021, we had a net income of $1,078,911, which consisted of the changes in fair value of warrant liabilities of $1,279,200 and interest earned on marketable securities held in Trust Account of $4,957, offset by formation and operational costs of $205,246.

For the nine months ended September 30, 2021, we had net loss of $108,487, which consisted of formation and operational costs of $1,022,678 and transaction costs incurred in connection with warrant liabilities of $611,630, offset by the changes in fair value of the warrant liabilities of $1,492,400 and interest earned on marketable securities held in Trust Account of $33,421.

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

For the nine months ended September 30, 2022, cash used in operating activities was $650,441. Net income of $12,577,248 was affected by changes in fair value of warrant liabilities of $11,937,068 and interest earned on investments held in Trust Account of $1,652,489. Net changes in operating assets and liabilities provided $361,868 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $833,314. Net loss of $108,487 was affected by the change in fair value of the warrant liability of $1,492,400, transaction costs associated with the Initial Public Offering of $611,630, and interest earned on marketable securities held in Trust Account of $33,421. Net changes in operating assets and liabilities provided $189,364 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $277,371,747 (including $1,371,747 of interest available to pay the Company’s tax obligations). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $320,000 in interest earned from the Trust Account to pay taxes.

As of September 30, 2022, we had $335,681 of cash held outside of the Trust Account. The Company has used the funds held outside the Trust Account, for expenses incurred as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We may withdraw interest to pay taxes.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company is required to dissolve and liquidate if a Business Combination is not completed within 24 months from the closing of the Company’s Initial Public Offering (the “Combination Period”). The Company has determined that a Business Combination will not be consummated within the Combination Period, so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution of the Company raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary as a result of the Company’s substantial doubt to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Net Income (loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income is shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We may be subject to the excise tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase; however, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, no guidance has been issued to date. Absent such guidance, because Athlon is a Delaware corporation and its securities are trading on Nasdaq, it is currently expect that Athlon will be subject to the excise tax with respect to any redemptions of its Public Shares after 2022 that are treated as repurchases for this purpose. Although we plan to redeem all our Public Stock in 2022 in connection with a liquidation of Athlon, we believe that there is a significant risk that redemptions of Public Stock would be subject to the excise tax if they were to occur in 2023.

We plan to redeem all Public Shares and liquidate, causing our Public Stockholders to receive their pro-rata share of the funds held in trust and our warrants to expire worthless.

We do not expect to be able to find a target business within the period provided for in our Certificate of Incorporation and, therefore, our board of directors has determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of the Certificate of Incorporation. We plan to (i) cease all operations on December 1, 2022, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders of the Company (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 15, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Form S-1 filed on December 22, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHLON ACQUISITION CORP.

Date: November 9, 2022	By:	/s/ Chris Hickey
	Name:	Chris Hickey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ David Poltack
	Name:	David Poltack
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)